Form 10-Q
period 2005-10-02
ISP CHEMICALS INC /NY/; ISP MINERALS INC /NY/; ISP CHEMCO INC; ISP TECHNOLOGIES INC /NY/
filed 2005-11-16
CIK 1159975, 1159976, 1067851, 1159974

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
  /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended OCTOBER 2, 2005

                                      OR

  / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number 333-17827-01

                                ISP CHEMCO INC.
            (Exact name of registrant as specified in its charter)

        DELAWARE                                         51-0382622
(State or Other Jurisdiction of                         (IRS Employer
Incorporation or Organization)                       Identification No.)

 300 DELAWARE AVENUE, SUITE 303, WILMINGTON, DELAWARE            19801
(Address of principal executive offices)                       (Zip Code)

                                (302) 427-5818
             (Registrant's telephone number, including area code)

                                     NONE
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

                      -----------------------------------
                      See Table of Additional Registrants

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Act).   Yes  / /   No  /X/

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes  //   No  /X/

     As of November 16, 2005, 100 shares of the registrant's common stock (par value $.01 per share) were outstanding. There is no trading market for the common stock of the registrant. As of November 16, 2005, each of the additional registrants had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrants. No shares of the registrant or the additional registrants are held by non-affiliates.

     THE REGISTRANT AND THE ADDITIONAL REGISTRANTS MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                     ADDITIONAL REGISTRANTS

                                                                                                  Address, including zip
                                                                            Commission File       code and telephone
Exact name of registrant as     State or other               No. of         No./ I.R.S.           number, including area
specified in its charter        jurisdiction of              Shares         Employer              code, of registrant's
                                incorporation or             Outstanding    Identification No.    principal executive
                                organization                                                      offices
---------------------------     ----------------             -----------    ------------------    -------------------------
ISP Chemicals Inc.              Delaware                     10             333-70144-08/         Route 95 Industrial Area,
                                                                            22-3807357            P.O. Box 37
                                                                                                  Calvert City, KY 42029
                                                                                                  (270) 395-4165

ISP Minerals Inc.               Delaware                     10             333-70144-07/         34 Charles Street
                                                                            22-3807370            Hagerstown, MD 21740
                                                                                                  (301) 733-4000

ISP Technologies Inc.           Delaware                     10             333-70144-09/         4501 Attwater Avenue
                                                                            22-3807372            and State Highway 146
                                                                                                  Texas City, TX 77590
                                                                                                  (409) 945-3411


                        PART I - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS


                                ISP CHEMCO INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  (THOUSANDS)


                                      THIRD QUARTER ENDED      NINE MONTHS ENDED
                                     ----------------------  ---------------------
                                     OCTOBER 2,  OCTOBER 3,  OCTOBER 2, OCTOBER 3,
                                        2005        2004        2005       2004
                                     ----------  ----------  ---------  ----------

Net sales........................... $ 294,426   $ 252,773   $ 866,229  $ 781,338
Cost of products sold...............  (204,381)   (166,648)   (573,252)  (502,270)
Selling, general and administrative.   (48,969)    (47,990)   (149,370)  (146,721)
Other operating charges.............    (3,863)          -     (14,395)         -
Amortization of intangible assets...      (353)       (336)     (1,021)      (775)
                                     ---------   ---------   ---------  ---------
Operating income....................    36,860      37,799     128,191    131,572
Interest expense....................   (14,851)    (13,333)    (42,862)   (40,892)
Interest income.....................       568         508       1,683      1,495
Other expense, net..................    (2,829)     (1,212)    (12,411)    (5,343)
                                     ---------   ---------   ---------  ---------
Income before income taxes..........    19,748      23,762      74,601     86,832
Income taxes........................    (6,791)     (8,321)    (25,376)   (30,213)
                                     ---------   ---------   ---------  ---------
Net income.......................... $  12,957   $  15,441   $  49,225  $  56,619
                                     =========   =========   =========  =========























      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                ISP CHEMCO INC.

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      OCTOBER 2,  DECEMBER 31,
                                                         2005        2004
                                                     -----------  -----------
ASSETS
Current Assets:
  Cash and cash equivalents.......................... $   19,556  $   32,939
  Accounts receivable, trade, less allowance of
    $6,920 and $6,794 at October 2, 2005 and
    December 31, 2004, respectively..................    136,219     105,737
  Accounts receivable, other.........................     35,998      21,464
  Receivables from related parties...................     16,180      15,186
  Inventories........................................    239,505     191,735
  Deferred income tax assets.........................     29,351      14,833
  Prepaid expenses...................................      7,559       6,973
                                                       ---------  ----------
    Total Current Assets.............................    484,368     388,867
Property, plant and equipment, net...................    621,698     599,085
Goodwill, net of accumulated amortization of $180,486    340,020     337,794
Intangible assets, net of accumulated amortization of
  $3,280 and $2,259 at October 2, 2005 and
  December 31, 2004, respectively....................     18,546      18,677
Long-term receivable from related party..............     35,575      34,043
Other assets.........................................     79,124      64,450
                                                      ----------  ----------
Total Assets......................................... $1,579,331  $1,442,916
                                                      ==========  ==========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt...................................  $       71  $       71
  Current maturities of long-term debt..............       2,848       2,932
  Accounts payable..................................      86,110      65,799
  Accrued liabilities...............................      86,296      84,549
  Income taxes payable..............................      55,353      56,484
                                                      ----------  ----------
    Total Current Liabilities.......................     230,678     209,835
                                                      ----------  ----------
Long-term debt less current maturities..............     685,868     649,368
                                                      ----------  ----------
Deferred income tax liabilities.....................     130,723     122,822
                                                      ----------  ----------
Other liabilities...................................      88,093      88,961
                                                      ----------  ----------
Shareholder's Equity:
   Common stock, $.01 par value per share;
    1,000 shares authorized; 100 shares issued
    and outstanding ................................           -           -
  Additional paid-in capital........................     446,530     327,763
  Retained earnings.................................           -      36,542
  Accumulated other comprehensive income (loss).....      (2,561)      7,625
                                                      ----------  ----------
    Total Shareholder's Equity......................     443,969     371,930
                                                      ----------  ----------
Total Liabilities and Shareholder's Equity..........  $1,579,331  $1,442,916
                                                      ==========  ==========


      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                ISP CHEMCO INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (THOUSANDS)

                                                           NINE MONTHS ENDED
                                                        -----------------------
                                                        OCTOBER 2,   OCTOBER 3,
                                                           2005         2004
                                                        ----------   ----------

Cash flows from operating activities:
  Net income..........................................  $  49,225    $  56,619
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Impairment of fixed assets......................     10,532            -
      Depreciation....................................     52,149       47,944
      Amortization of intangible assets...............      1,021          775
      Noncash interest charges........................      1,510        1,604
      Deferred income taxes...........................     (6,617)      20,471
  Increase in working capital items...................    (65,224)     (40,472)
  Proceeds from sale of accounts receivable...........      2,820        3,930
  Increase in receivables from related parties........     (2,526)      (5,201)
  Other, net..........................................        928          945
                                                        ---------    ---------
Net cash provided by operating activities.............     43,818       86,615
                                                        ---------    ---------
Cash flows from investing activities:
  Capital expenditures and acquisitions...............   (125,118)     (74,940)
                                                        ---------    ---------
Net cash used in investing activities.................   (125,118)     (74,940)
                                                        ---------    ---------
Cash flows from financing activities:
  Decrease in short-term debt.........................          -           (1)
  Proceeds from issuance of debt......................          -       31,188
  Proceeds from borrowings under revolving
    credit facilities.................................    215,800      126,150
  Repayments of borrowings under revolving
    credit facilities.................................   (177,800)    (126,150)
  Repayments of long-term debt........................     (1,742)      (2,229)
  Loans from related party............................          -       15,000
  Increase in loan to related party...................          -       (7,760)
  Debt issuance costs.................................          -       (1,725)
  Dividends to parent company.........................   (107,000)     (67,163)
  Capital contributions from parent company...........    140,000            -
                                                        ---------    ---------
Net cash provided by (used in) financing activities...     69,258      (32,690)
                                                        ---------    ---------
Effect of exchange rate fluctuations on cash
  and cash equivalents................................     (1,341)        (165)
                                                        ---------    ---------
Net change in cash and cash equivalents...............    (13,383)     (21,180)
Cash and cash equivalents, beginning of period........     32,939       56,426
                                                        ---------    ---------
Cash and cash equivalents, end of period..............  $  19,556    $  35,246
                                                        =========    =========




      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                ISP CHEMCO INC.

                                  (THOUSANDS)


                                                            NINE MONTHS ENDED
                                                          ----------------------
                                                          OCTOBER 2,  OCTOBER 3,
                                                             2005        2004
                                                          ----------  ----------

Supplemental Cash Flow Information:

  Cash paid during the period for:
    Interest (net of amount capitalized)................  $ 51,467     $ 49,566
    Income taxes (including taxes paid pursuant to
       the Tax Sharing Agreement).......................    31,517       16,173

  Acquisitions:
    Estimated fair market value of assets acquired......  $ 30,722     $ 30,421
    Purchase price of acquisitions......................    30,005       27,280
                                                          --------     --------
    Liabilities assumed.................................  $    717     $  3,141
                                                          ========     ========

Supplemental disclosure of financing activities:

    In April 2004, the Company declared dividends totaling $106.2 million to its parent company, International Specialty Holdings Inc., including cash dividends paid of $67.2 million. In connection with these dividends, the Company's total long-term loan receivable of $39.0 million from a related party was eliminated.
























      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                ISP CHEMCO INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     The consolidated financial statements for ISP Chemco Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its consolidated subsidiaries at October 2, 2005, and the results of operations and cash flows for the three- and nine-month periods ended October 2, 2005 and October 3, 2004. All adjustments are of a normal recurring nature. Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005 (the "2004 Form 10-K").


NOTE 1.  NET SALES

     Included in net sales for the third quarter and nine months ended October 2, 2005 are $4.5 million of revenues associated with technology licensing activities. The costs associated with such activities have been included in cost of products sold.


NOTE 2.  OTHER OPERATING CHARGES

     The Company has implemented a program for the restructuring and consolidation of production capacity in the food ingredients product line within the specialty chemicals business segment. In March 2005, the Company entered into a long-term supply contract with an international company for the purchase of a product in the specialty chemicals business that the Company currently manufactures at its San Diego, California alginates plant. Accordingly, the Company performed an impairment review in the first quarter of 2005 and recorded a $10.5 million non-cash fixed asset impairment charge related to the San Diego facility. The impairment charge was determined based on a review of anticipated future cash flows related to this facility compared with the carrying value of the facility's fixed assets.

     In the fourth quarter of 2004, the Company decided to transfer certain production assets in its food ingredients product line from a leased facility in England to its plant in Girvan, Scotland and accrued $0.5 million for related severance costs. The Company announced in June 2005 that it would be closing the San Diego alginates plant in 2006 and transferring the manufacturing of many of its San Diego-produced alginates products to the Girvan plant. In the third quarter of 2005, the Company recognized charges of $3.9 million related to the closings of the San Diego plant and the leased facility in England. These charges included $1.8 million related to lease terminations, $1.2 million for severance costs and $0.9 million for other site exit costs. Additional expenses expected to be recognized related to these costs over the next nine months is in a range of $2.0 million to $4.0 million. The liability at October 2, 2005 included in "Accrued liabilities" related to these plant closings was $2.6 million.

                                ISP CHEMCO INC.

NOTE 3.  COMPREHENSIVE INCOME (LOSS)

                                               Third Quarter Ended         Nine Months Ended
                                              ---------------------    ------------------------
                                              October 2,  October 3,   October 2,     October 3,
                                                 2005        2004         2005           2004
                                              ---------   ---------    ----------     ---------
                                                                (Thousands)
Net income..................................  $  12,957   $  15,441    $  49,225      $  56,619
                                              ---------   ---------    ---------      ---------
Other comprehensive income (loss),
   net of tax:
   Foreign currency translation adjustment..       (398)      2,783      (10,186)          (669)
                                              ---------   ---------    ---------      ---------
Total other comprehensive loss..............       (398)      2,783      (10,186)          (669)
                                              ---------   ---------    ---------      ---------
Comprehensive income........................  $  12,559   $  18,224    $  39,039      $  55,950
                                              =========   =========    =========      =========



     Changes in the components of accumulated other comprehensive income (loss) for the nine months ended October 2, 2005 are as follows:

                                    Cumulative    Additional
                                    Foreign       Minimum       Accumulated
                                    Currency      Pension       Other
                                    Translation   Liability     Comprehensive
                                    Adjustment    Adjustment    Income (Loss)
                                    ----------    ----------    -----------
                                                 (Thousands)
Balance, December 31, 2004.......   $   16,229    $  (8,604)    $   7,625
Change for the period............      (10,186)           -       (10,186)
                                    ----------    ---------     ---------
Balance, October 2, 2005.........   $    6,043    $  (8,604)    $  (2,561)
                                    ==========    =========     =========


NOTE 4.  INVENTORIES

     Inventories comprise the following:

                                       October 2,      December 31,
                                          2005            2004
                                       ---------      ------------
                                              (Thousands)
     Finished goods................     $126,951        $109,366
     Work-in-process...............       53,503          34,665
     Raw materials and supplies....       59,051          47,704
                                        --------        --------
     Inventories...................     $239,505        $191,735
                                        ========        ========

     At October 2, 2005 and December 31, 2004, $70.0 million and $60.4 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used for these inventories, the value of inventories would have been $11.9 million and $4.0 million higher at October 2, 2005 and December 31, 2004, respectively.

                                ISP CHEMCO INC.

NOTE 5.  GOODWILL AND INTANGIBLE ASSETS

     Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable assets acquired and liabilities assumed. Through December 31, 2001, the Company amortized goodwill and certain other intangible assets on a straight-line basis over the expected useful lives of the underlying assets. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, goodwill is no longer being amortized over its estimated useful life. However, as required by SFAS No. 142, tests for impairment of goodwill are performed on at least an annual basis, or at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. The impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value; and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.

     To determine the fair value of each reporting unit, the Company utilizes a combination of an "income" approach and a "market value" approach. With the "income" approach, the Company develops a discounted cash flow analysis based upon budgets and projections reviewed and utilized by the Company's management. In addition to the projected cash flow, the Company develops an appropriate terminal value based on the operating results for the last year in the projection. Second, the Company develops a "market value" approach to value each reporting unit, utilizing profitability data of comparable publicly traded firms in each industry and compares the reporting unit with those independent firms. The two methods are then correlated based on the relevance and reliability of the two approaches.

     Other intangible assets are being amortized over their useful lives. The useful life of an intangible asset is based on management's assumptions regarding the expected use of the asset and other assumptions. If events or circumstances indicate that the life of an intangible asset has changed, it could result in higher future amortization charges or recognition of an impairment loss.

     The following schedule reconciles the changes in the carrying amount of goodwill, by business segment, for the nine months ended October 2, 2005.


                                       Specialty        Industrial         Mineral       Total
                                       Chemicals        Chemicals          Products      Goodwill
                                       ---------        ----------         --------      ---------
                                                                (Thousands)

   Balance, December 31, 2004........  $ 286,255        $        -         $  51,539     $ 337,794
   Valuation adjustment - payment of
     contingent consideration........      1,282                 -                 -         1,282
   Translation adjustment............        944                 -                 -           944
                                       ---------        ----------         ---------     ---------
   Balance, October 2, 2005..........  $ 288,481        $        -         $  51,539     $ 340,020
                                       =========        ==========         =========     =========


         The following is information as of October 2, 2005 and December 31, 2004 related to the Company's acquired intangible assets:

                                ISP CHEMCO INC.

NOTE 5.  GOODWILL AND INTANGIBLE ASSETS - (CONTINUED)

                                                                      October 2, 2005             December 31, 2004
                                                Range of       ----------------------------  ---------------------------
                                              Amortizable      Gross Carrying   Accumulated  Gross Carrying   Accumulated
                                                 Lives             Amount      Amortization      Amount      Amortization
                                                                                 (Dollars in Thousands)
  Intangible assets subject to amortization:
      Patents...............................   5-20 years      $    669        $   (212)     $    669        $   (170)
      Formulations..........................   5-10 years         2,740            (569)        2,740            (295)
      Unpatented technology.................   8-15 years         2,240            (186)        1,350             (75)
      Customer base.........................  10-15 years         2,348            (293)        2,348            (151)
      Non-compete agreements................   2- 5 years         3,419          (1,896)        3,419          (1,469)
      EPA registrations.....................      5 years           166            (124)          166             (99)
                                                               --------        --------      --------        --------
       Total amortizable intangible assets..                     11,582          (3,280)       10,692          (2,259)
  Intangible assets not subject
       to amortization:
      Trademarks............................                      5,596               -         5,596               -
      EPA registrations.....................                      4,648               -         4,648               -
                                                               --------        --------      --------        --------
       Total unamortizable intangible assets                     10,244               -        10,244               -
                                                               --------        --------      --------        --------

  Total intangible assets...................                   $ 21,826        $ (3,280)     $ 20,936        $ (2,259)
                                                               ========        ========      ========        ========




        Estimated amortization expense:
        Year ending December 31,                                    (Thousands)
                                                                     ---------
        2005................................................         $   1,382
        2006................................................             1,447
        2007................................................             1,183
        2008................................................             1,183
        2009................................................               885


NOTE 6.  RELATED PARTY TRANSACTIONS

     During the second quarter of 2005, the Company amended its management agreement (the "Management Agreement"), effective January 1, 2005, whereby the Company, through a subsidiary, provides certain general management, administrative, legal, telecommunications, information and facilities services to Building Materials Corporation of America ("BMCA"), an affiliate, International Specialty Products Inc. ("ISP"), International Specialty Holdings Inc., the Company's parent company, ISP Investco LLC, and ISP Synthetic Elastomers LP. The purpose of the amendment was to adjust the management fees payable by the parties under the Management Agreement. Charges by the Company for the year 2005 for providing such services under the amended Management Agreement will aggregate approximately $24.9 million. Charges by the Company for providing such services are reflected as reductions of "Selling, general and administrative" expenses in the Consolidated Statements of Operations.

     In addition, during the second quarter of 2005, a subsidiary of the Company entered into a management services agreement with Heyman Properties, LLC and Heyman Investment Associates Limited Partnership (collectively, the "Heyman Entities"), effective as of January 1, 2005. The term of the management services agreement is from January 1, 2005 through December 31, 2005, and may be renewed for additional one-year terms. Under the agreement, the Company will provide certain general management services, and the Heyman Entities will provide certain advisory services for specified fees. The Company will receive a net amount of approximately $0.3 million related to these services in 2005.

                                ISP CHEMCO INC.

NOTE 7.  BENEFIT PLANS

   Defined Benefit Plans

        The Company provides a noncontributory defined benefit retirement plan for certain hourly employees in the United States (the "Hourly Retirement Plan"). At several locations, new employees may not participate and benefits have been frozen for most participants. Benefits under this plan are based on stated amounts for each year of service. The Company's policy is to fund this plan consistent with the minimum funding requirements of ERISA.

        ISP Marl GmbH, a wholly-owned German subsidiary of the Company, provides a noncontributory defined benefit retirement plan for its hourly and salaried employees (the "ISP Marl Plan"). Benefits under the ISP Marl Plan are based on average earnings over each employee's career with the Company.

        The Company's net periodic pension cost for the third quarter and first nine months of 2005 and 2004 for the Hourly Retirement Plan included the following components:

                                                Third Quarter Ended                Nine Months Ended
                                             ---------------------------       -------------------------
                                             October 2,       October 3,       October 2,     October 3,
                                                2005             2004             2005           2004
                                             ----------       ----------       ----------     ----------
                                                                     (Thousands)
   Service cost.............................  $    48         $    69          $   144        $   207
   Interest cost............................      531             523            1,594          1,569
   Expected return on plan assets...........     (763)           (736)          (2,289)        (2,208)
   Amortization of actuarial losses.........      152             126              455            378
   Amortization of unrecognized prior
     service cost...........................       61              60              182            180
                                              -------         -------          -------        -------
   Net periodic pension cost................  $    29         $    42          $    86        $   126
                                              =======         =======          =======        =======


        The Company's net periodic pension cost for the third quarter and first nine months of 2005 and 2004 for the ISP Marl Plan included the following components:

                                                Third Quarter Ended               Nine Months Ended
                                             ---------------------------      --------------------------
                                             October 2,       October 3,      October 2,      October 3,
                                                2005             2004            2005            2004
                                             ----------       ----------      ----------      ----------
                                                                     (Thousands)
   Service cost.............................  $    32         $    23          $    96        $    69
   Interest cost............................       55              48              165            144
   Amortization of actuarial losses.........        4               -               12              -
   Amortization of unrecognized prior
     service cost...........................        1               1                3              3
                                              -------         -------          -------        -------
   Net periodic pension cost................  $    92         $    72          $   276        $   216
                                              =======         =======          =======        =======



   Postretirement Medical and Life Insurance

     The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees.

     The net periodic postretirement benefit (income) cost for the third quarter and first nine months of 2005 and 2004 included the following components:

                                ISP CHEMCO INC.

NOTE 7.  BENEFIT PLANS - (CONTINUED)


                                                 Third Quarter Ended               Nine Months Ended
                                              --------------------------       -------------------------
                                              October 2,      October 3,       October 2,     October 3,
                                                 2005            2004             2005           2004
                                              ---------       ----------       ----------     ----------
                                                                     (Thousands)
   Service cost.............................   $     -        $    (9)         $    -         $    8
   Interest cost............................        70             75             210            281
   Amortization of actuarial gains..........       (37)           (33)           (112)           (66)
   Amortization of unrecognized prior
     service cost...........................       (88)           (71)           (263)          (213)
                                               -------        -------          ------         ------
   Net periodic postretirement benefit
     (income) cost..........................   $   (55)       $   (38)         $ (165)        $   10
                                               =======        =======          ======         ======



       Long-Term Incentive Plans

     The Company has two long-term incentive plans, the 2000 Long-Term
Incentive Plan and the 2003 Executive Long-Term Incentive Plan, which provide long-term compensation to executives, key management personnel and certain other employees based on ISP's "Book Value" (as defined in the plans). The value of incentive units granted under the plans is determined at the end of each fiscal quarter based on ISP's total Shareholder's Equity. The value on the date of grant is compared to the value as remeasured at the end of each quarter in order to determine compensation expense. Compensation expense related to these plans was $0.8 and $1.3 million for the third quarter of 2005 and 2004, respectively, and $6.3 and $7.1 million for the first nine months of 2005 and 2004, respectively.


NOTE 8.  BUSINESS SEGMENT INFORMATION

                                                Third Quarter Ended      Nine Months Ended
                                               ---------------------   ----------------------
                                               October 2,  October 3,  October 2,  October 3,
                                                  2005        2004        2005        2004
                                               ---------   ---------   ---------   ----------
                                                                (Millions)
Net sales:
  Specialty Chemicals.......................   $   179.1   $   168.7   $   548.6   $   533.0
  Industrial Chemicals......................        75.2        50.5       197.7       148.3
  Mineral Products (1)......................        40.1        33.6       119.9       100.0
                                               ---------   ---------   ---------   ---------
Net sales...................................   $   294.4   $   252.8   $   866.2   $   781.3
                                               =========   =========   =========   =========

Operating income (loss):
  Specialty Chemicals (2)...................   $    24.0   $    33.8   $    96.8   $   121.6
  Industrial Chemicals......................         8.4        (0.7)       16.3        (2.3)
  Mineral Products..........................         4.7         5.5        15.7        13.6
                                               ---------   ---------   ---------    --------
  Total segment operating income............        37.1        38.6       128.8       132.9
  Unallocated corporate office..............        (0.2)       (0.8)       (0.6)       (1.3)
                                               ---------   ---------   ---------   ---------
Total operating income......................        36.9        37.8       128.2       131.6
Interest expense, interest income and
    other expense, net .....................       (17.2)      (14.0)      (53.6)      (44.8)
                                               ---------   ---------   ---------   ---------
Income before income taxes..................   $    19.7   $    23.8   $    74.6   $    86.8
                                               =========   =========   =========   =========


                                ISP CHEMCO INC.

NOTE 8.  BUSINESS SEGMENT INFORMATION - (CONTINUED)

(1) Includes sales to BMCA and its subsidiaries of $27.0 million and $24.2 million for the third quarter of 2005 and 2004, respectively, and $81.9 million and $73.3 million for the first nine months of 2005 and 2004, respectively.

(2) Operating income for the Specialty Chemicals business segment for the third quarter and first nine months of 2005 include $3.9 million and $14.4 million, respectively, of other operating charges related to a program for the restructuring and consolidation of production capacity in the food ingredients product line, including a $10.5 million non-cash charge for the impairment of fixed assets. See Note 2.


NOTE 9.  ACQUISITION

     In March 2005, the Company acquired a 1,4-butanediol ("BDO") production facility in Lima, Ohio, and related working capital. BDO is a key building block for many of the core specialty chemicals that the Company markets for pharmaceutical, personal care, food, beverage, coatings, oil field and other market applications. The preliminary purchase price of the acquisition has been allocated to the estimated fair value of the assets acquired pending the determination of any additional contingent consideration. This acquisition is not expected to be material to the Company's results of operations in 2005.


NOTE 10.  RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs," an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4, which discussed the general principles applicable to the pricing of inventory. SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material effect on the Company's consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment of Accounting Principles Board ("APB") Opinion No. 29. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the entity's future cash flows are expected to significantly change as a result of the exchange. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal reporting periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have an immediate effect on the Company's consolidated financial statements.

     In December 2004, the FASB issued a revised SFAS No. 123 ("SFAS No. 123R"), "Share-Based Payment." SFAS No. 123R requires that the cost resulting

                                ISP CHEMCO INC.

NOTE 10.  RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. In February 2003, the Company's indirect parent company, International Specialty Products Inc. ("ISP") completed a going private transaction. As a result, stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. In addition, the Company currently accounts for incentive units granted to eligible Company employees pursuant to ISP's 2000 Long-Term Incentive Plan and the 2003 Executive Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No. ("FIN") 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans." FIN 28 requires an entity to measure compensation as the amount by which the Book Value (as defined in the plans) of the incentive units covered by the grant exceeds the option price or value specified of such incentive units between the date of grant and the measurement date, resulting in a change in the measure of compensation for the right or award. Since compensation expense related to such incentive units is currently included in the actual Consolidated Statement of Operations, the Company does not expect SFAS No. 123R to have an impact on the Company's consolidated financial statements.

     In December 2004, the FASB issued FASB Staff Position ("FSP") Nos. FAS 109-1 and FAS 109-2, each as a result of the passage in October 2004 of the American Jobs Creation Act of 2004 (the "Jobs Act"). FSP No. FAS 109-1 relates to a provision in the Jobs Act that provides a tax deduction of up to nine percent (when fully phased-in) on qualified production activities. The FASB indicated in FSP No. FAS 109-1 that this deduction should be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes," rather than as a tax rate reduction. This FSP was effective upon issuance. The Company does not expect the adoption of this FSP to have a material effect on its 2005 consolidated financial statements.

     FSP No. FAS 109-2 relates to a provision in the Jobs Act that introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. This FSP was effective upon issuance. This FSP will not have an impact on the Company's consolidated financial statements.

     In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 states that an entity shall recognize the fair value of a liability for an asset retirement obligation ("ARO") in the period in which it is incurred if a reasonable estimate of fair value can be made. The term "conditional asset retirement obligation" refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 states that if an entity has sufficient information to reasonably estimate the fair value of an ARO, it must recognize a liability at the time the liability is incurred. An entity would have sufficient information to apply an expected present value

                                ISP CHEMCO INC.

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

and therefore an ARO would be reasonably estimable if either of the following conditions exist: (a) the settlement date and method of settlement for the ARO have been specified by others, such as by law, regulation or contract or (b) the information is available to reasonably estimate the settlement date or the range of potential settlement dates, the method of settlement, and the probabilities associated with the potential settlement dates and methods of settlements. FIN 47 will be effective for the Company as of December 31, 2005. The Company is currently reviewing its AROs to determine the potential impact of FIN 47 on its consolidated financial statements, and, at this time, the Company does not believe that FIN 47 will have a material impact on the Company's consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 eliminates the requirement in APB Opinion No. 20, "Accounting Changes," to include the cumulative effect of changes in accounting principles in the Consolidated Statement of Operations in the period of change. Instead, SFAS No. 154 requires that changes in accounting principles be retrospectively applied, whereby the new accounting principle is applied to prior accounting periods as if that principle had always been used. SFAS No. 154 also redefines "restatement" as the revision of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and correction of errors made after the date SFAS No. 154 was issued. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company will adopt the provisions of SFAS No. 154 as of January 1, 2006.


NOTE 11. GUARANTOR FINANCIAL INFORMATION

     In 2001, the Company and three of its 100% owned subsidiaries jointly issued, in three separate transactions, a total of $405.0 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2011 (the "2011 Notes"). The 2011 Notes are guaranteed by all of the Company's domestic subsidiaries, other than certain immaterial subsidiaries and the Company's accounts receivable financing subsidiary. These guarantees are full, unconditional and joint and several.

     ISP Global Technologies Inc., which is a guarantor of the 2011 Notes, is party to a License and Royalty Agreement with non-guarantor foreign affiliates. Under this agreement, ISP Global Technologies granted a license to certain non-guarantor foreign affiliates for the use of the patent rights, know-how and trademarks in connection with the manufacture, use and sale of the Company's products.

     Presented below is condensed consolidating financial information for the Company, the guarantor subsidiaries and the non-guarantor subsidiaries. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto.

                                ISP CHEMCO INC.

NOTE 11. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THIRD QUARTER ENDED OCTOBER 2, 2005
                                  (THOUSANDS)

                                                                         Non-
                                            Parent      Guarantor     Guarantor
                                            Company    Subsidiaries  Subsidiaries  Eliminations    Consolidated
                                            --------   ------------  ------------  ------------    ------------
Net sales ................................  $     -    $  136,636    $  157,790    $        -      $  294,426
Intercompany net sales ...................        -        69,860         3,651       (73,511)              -
                                            -------    ----------    ----------    ----------      ----------
   Total net sales .......................        -       206,496       161,441       (73,511)        294,426
                                            -------    ----------    ----------    ----------      ----------
Cost of products sold ....................        -      (166,984)     (110,908)       73,511        (204,381)
Selling, general and administrative ......        -       (28,334)      (20,635)                      (48,969)
Other operating charges...................        -        (1,663)       (2,200)                       (3,863)
Amortization of intangible assets.........        -          (353)            -                          (353)
                                            -------    ----------    ----------    ----------      ----------

Operating income .........................        -         9,162        27,698             -          36,860
Equity in income of subsidiaries..........   13,993             -             -       (13,993)              -
Intercompany royalty income (expense).....        -        19,625       (19,625)                            -
Intercompany dividend income .............        -         1,709             -        (1,709)              -
Interest expense .........................    1,037       (16,102)          214                       (14,851)
Interest income ..........................        -            52           516                           568
Other expense, net .......................       (1)       (2,124)         (704)                       (2,829)
                                            -------    ----------    ----------    ----------      ----------
Income before income taxes ...............   15,029        12,322         8,099       (15,702)         19,748
Income taxes .............................     (363)       (1,007)       (5,421)                       (6,791)
                                            -------    ----------    ----------    ----------      ----------
Net income ...............................  $14,666    $   11,315    $    2,678    $  (15,702)     $   12,957
                                            =======    ==========    ==========    ==========      ==========





                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THIRD QUARTER ENDED OCTOBER 3, 2004
                                  (THOUSANDS)

                                                                         Non-
                                            Parent     Guarantor     Guarantor
                                            Company    Subsidiaries  Subsidiaries  Eliminations    Consolidated
                                            -------    ------------  ------------  ------------    ------------
Net sales.................................  $     -    $  118,097    $  134,676    $        -      $  252,773
Intercompany net sales....................        -        61,187         4,471       (65,658)              -
                                            -------    ----------    ----------    ----------      ----------
   Total net sales........................        -       179,284       139,147       (65,658)        252,773
                                            -------    ----------    ----------    ----------      ----------
Cost of products sold.....................        -      (132,049)     (100,257)       65,658        (166,648)
Selling, general and administrative.......        -       (28,826)      (19,164)                      (47,990)
Amortization of intangible assets.........        -          (336)            -                          (336)
                                            -------    ----------    ----------    ----------      ----------

Operating income..........................        -        18,073        19,726             -          37,799
Equity in income of subsidiaries..........   16,465             -             -       (16,465)              -
Intercompany royalty income (expense).....        -         9,953        (9,953)                            -
Intercompany dividend income..............        -         1,436             -        (1,436)              -
Interest expense..........................      635       (14,031)           63                       (13,333)
Interest income ..........................        -            23           485                           508
Other expense, net........................       (1)       (1,146)          (65)                       (1,212)
                                            -------    ----------    ----------    ----------      ----------
Income before income taxes................   17,099        14,308        10,256       (17,901)         23,762
Income taxes..............................     (222)       (6,135)       (1,964)                       (8,321)
                                            -------    ----------    ----------    ----------      ----------
Net income................................  $16,877    $    8,173    $    8,292    $  (17,901)     $   15,441
                                            =======    ==========    ==========    ==========      ==========


                                ISP CHEMCO INC.

NOTE 11. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       NINE MONTHS ENDED OCTOBER 2, 2005
                                  (THOUSANDS)


                                                                         Non-
                                            Parent      Guarantor     Guarantor
                                            Company    Subsidiaries  Subsidiaries  Eliminations    Consolidated
                                            -------    ------------  ------------  ------------    ------------
Net sales ................................  $     -    $  406,009    $  460,220    $        -      $  866,229
Intercompany net sales ...................        -       203,592        13,273      (216,865)              -
                                            -------    ----------    ----------    ----------      ----------
   Total net sales .......................        -       609,601       473,493      (216,865)        866,229
                                            -------    ----------    ----------    ----------      ----------
Cost of products sold ....................        -      (474,745)     (315,372)      216,865        (573,252)
Selling, general and administrative ......        -       (87,487)      (61,883)                     (149,370)
Other operating charges...................        -       (12,195)       (2,200)                      (14,395)
Amortization of intangible assets.........        -        (1,021)            -                        (1,021)
                                            -------    ----------    ----------    ----------      ----------

Operating income .........................        -        34,153        94,038             -         128,191
Equity in income of subsidiaries..........   52,742             -             -       (52,742)              -
Intercompany royalty income (expense).....        -        42,495       (42,495)                            -
Intercompany dividend income .............        -         5,368             -        (5,368)              -
Interest expense .........................    2,850       (46,396)          684                       (42,862)
Interest income ..........................        -           137         1,546                         1,683
Other expense, net .......................       (3)       (5,929)       (6,479)                      (12,411)
                                            -------    ----------    ----------    ----------      ----------
Income before income taxes ...............   55,589        29,828        47,294       (58,110)         74,601
Income taxes .............................     (996)      (10,803)      (13,577)                      (25,376)
                                            -------    ----------    ----------    ----------      ----------
Net income ...............................  $54,593    $   19,025    $   33,717    $  (58,110)     $   49,225
                                            =======    ==========    ==========    ==========      ==========






                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       NINE MONTHS ENDED OCTOBER 3, 2004
                                  (THOUSANDS)


                                                                         Non-
                                            Parent      Guarantor     Guarantor
                                            Company    Subsidiaries  Subsidiaries  Eliminations    Consolidated
                                            -------    ------------  ------------  ------------    ------------
Net sales.................................  $     -    $  366,444    $  414,894    $        -      $  781,338
Intercompany net sales....................        -       183,833        12,981      (196,814)              -
                                            -------    ----------    ----------    ----------      ----------
   Total net sales........................        -       550,277       427,875      (196,814)        781,338
                                            -------    ----------    ----------    ----------      ----------
Cost of products sold.....................        -      (404,391)     (294,693)      196,814        (502,270)
Selling, general and administrative.......        -       (90,989)      (55,732)                     (146,721)
Amortization of intangible assets.........        -          (775)            -                          (775)
                                            -------    ----------    ----------    ----------      ----------

Operating income..........................        -        54,122        77,450             -         131,572
Equity in income of subsidiaries..........   59,897             -             -       (59,897)              -
Intercompany royalty income (expense).....        -        31,357       (31,357)                            -
Intercompany dividend income..............        -         4,611             -        (4,611)              -
Interest expense..........................    2,056       (43,199)          251                       (40 892)
Interest income ..........................        -            41         1,454                         1,495
Other expense, net........................       (5)       (2,984)       (2,354)                       (5,343)
                                            -------    ----------    ----------    ----------      ----------
Income before income taxes................   61,948        43,948        45,444       (64,508)         86,832
Income taxes..............................     (718)      (21,351)       (8,144)                      (30,213)
                                            -------    ----------    ----------    ----------      ----------
Net income................................  $61,230    $   22,597    $   37,300    $  (64,508)     $   56,619
                                            =======    ==========    ==========    ==========      ==========


                                ISP CHEMCO INC.

NOTE 11. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                                OCTOBER 2, 2005
                                  (THOUSANDS)

                                                                                Non-
                                            Parent          Guarantor        Guarantor
                                            Company         Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                            ---------       ------------    ------------     ------------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents .............  $       4       $    3,712      $  15,840        $        -      $    19,556
   Accounts receivable, trade, net .......          -            9,958        126,261                            136,219
   Accounts receivable, other ............          -            3,342         32,656                             35,998
   Receivables from related parties.......          -           16,180              -                             16,180
   Inventories ...........................          -          146,082         93,423                            239,505
   Deferred income tax assets.............          -           29,351              -                             29,351
   Prepaid expenses ......................          -            5,194          2,365                              7,559
                                            ---------       ----------      ---------        ----------      -----------
     Total current assets ................          4          213,819        270,545                 -          484,368
Investment in subsidiaries ...............    331,974          218,363              -          (550,337)               -
Intercompany loans .......................     22,060          (14,485)        (7,575)                                 -
Due from (to) subsidiaries, net ..........          -           86,652        (86,652)                                 -
Property, plant and equipment, net .......          -          534,751         86,947                            621,698
Goodwill, net ............................     89,931          240,928          9,161                            340,020
Intangible assets, net....................          -           18,546             -                              18,546
Long-term receivable from related party ..          -                -         35,575                             35,575
Other assets .............................          -           77,949          1,175                             79,124
                                            ---------       ----------      ---------        ----------      -----------
Total Assets .............................  $ 443,969       $1,376,523      $ 309,176        $ (550,337)     $ 1,579,331
                                            =========       ==========      =========        ==========      ===========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt .......................  $       -       $        -      $      71        $        -      $        71
   Current maturities of long-term debt ..          -            2,707            141                              2,848
   Accounts payable ......................          -           47,041         39,069                             86,110
   Accrued liabilities ...................          -           63,246         23,050                             86,296
   Income taxes payable...................          -           48,130          7,223                             55,353
                                            ---------       ----------      ---------        ----------      -----------
     Total Current liabilities ...........          -          161,124         69,554                 -          230,678
Long-term debt less current maturities ...          -          685,587            281                            685,868
Deferred income tax liabilities...........          -          116,782         13,941                            130,723
Other liabilities ........................          -           81,056          7,037                             88,093
Total Shareholder's Equity ...............    443,969          331,974        218,363          (550,337)         443,969
                                            ---------       ----------      ---------        ----------      -----------
Total Liabilities and Shareholder's
   Equity ................................  $ 443,969       $1,376,523      $ 309,176        $ (550,337)     $ 1,579,331
                                            =========       ==========      =========        ==========      ===========


                                ISP CHEMCO INC.

NOTE 11. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2004
                                  (THOUSANDS)


                                                                                Non-
                                            Parent          Guarantor        Guarantor
                                            Company         Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                            ---------       ------------    ------------     ------------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents .............  $       1       $   14,659      $  18,279        $        -      $    32,939
   Accounts receivable, trade, net .......          -            4,870        100,867                            105,737
   Accounts receivable, other ............          -            2,155         19,309                             21,464
   Receivables from related parties.......        (38)          15,224              -                             15,186
   Inventories ...........................          -          108,810         82,925                            191,735
   Deferred income tax assets.............          -           14,833              -                             14,833
   Prepaid expenses ......................          -            4,782          2,191                              6,973
                                            ---------       ----------      ---------        -----------     -----------
     Total current assets ................        (37)         165,333        223,571                 -          388,867
Investment in subsidiaries ...............    310,959          226,870              -          (537,829)               -
Intercompany loans .......................     21,337          (12,848)        (8,489)                                 -
Due from (to) subsidiaries, net ..........          -           46,539        (46,539)                                 -
Property, plant and equipment, net .......          -          500,700         98,385                            599,085
Goodwill, net ............................     89,931          240,928          6,935                            337,794
Intangible assets, net ...................          -           18,677              -                             18,677
Long-term receivable from related party ..          -                -         34,043                             34,043
Other assets .............................          -           63,920            530                             64,450
                                            ---------       ----------      ---------        ----------      -----------
Total Assets .............................  $ 422,190       $1,250,119      $ 308,436        $ (537,829)     $ 1,442,916
                                            =========       ==========      =========        ==========      ===========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt .......................  $      -        $        -      $      71        $        -      $        71
   Current maturities of long-term debt ..         -             2,766            166                              2,932
   Accounts payable ......................         -            45,554         20,245                             65,799
   Accrued liabilities ...................         -            52,737         31,812                             84,549
   Income taxes payable...................    50,260                 -          6,224                             56,484
                                            --------        ----------      ---------        ----------      -----------
     Total Current liabilities ...........    50,260           101,057         58,518                 -          209,835
Long-term debt less current maturities ...         -           648,940            428                            649,368
Deferred income tax liabilities...........         -           106,852         15,970                            122,822
Other liabilities ........................         -            82,311          6,650                             88,961
Total Shareholder's Equity ...............   371,930           310,959        226,870          (537,829)         371,930
                                            --------        ----------      ---------        ----------      -----------
Total Liabilities and Shareholder's
   Equity ................................  $ 422,190       $1,250,119      $ 308,436        $ (537,829)     $ 1,442,916
                                            =========       ==========      =========        ==========      ===========


                                ISP CHEMCO INC.

NOTE 11. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                       NINE MONTHS ENDED OCTOBER 2, 2005
                                  (THOUSANDS)


                                                                                             Non-
                                                            Parent        Guarantor       Guarantor
                                                            Company      Subsidiaries    Subsidiaries      Consolidated
                                                            ----------   ------------    ------------      ------------
Cash flows from operating activities:
  Net income (loss).......................................  $  (3,517)   $   19,025      $    33,717        $  49,225
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Impairment of fixed assets...........................          -        10,532                -           10,532
     Depreciation.........................................          -        41,710           10,439           52,149
     Amortization of intangible assets....................          -         1,021                -            1,021
     Noncash interest charges.............................          -         1,510                -            1,510
     Deferred income taxes................................          -        (4,588)          (2,029)          (6,617)
  Increase in working capital items.......................          -       (22,532)         (42,692)         (65,224)
  Proceeds from sale of accounts receivable...............          -             -            2,820            2,820
  Increase in receivables from related parties............        (38)         (956)          (1,532)          (2,526)
  Change in amounts due to (from) subsidiaries............          -       (41,002)          41,002                -
  Change in investment in and advances to affiliates......    (28,719)       55,389          (26,670)               -
  Other, net..............................................          -         1,151             (223)             928
                                                            ---------    ----------      -----------        ---------
Net cash provided by (used in) operating activities.......    (32,274)       61,260           14,832           43,818
                                                            ---------    ----------      -----------        ---------
Cash flows from investing activities:
  Capital expenditures and acquisition....................          -      (115,605)          (9,513)        (125,118)
                                                            ---------    ----------      -----------        ---------
Net cash used in investing activities.....................          -      (115,605)          (9,513)        (125,118)
                                                            ---------    ----------      -----------        ---------
Cash flows from financing activities:
  Proceeds from borrowings under revolving
    credit facilities.....................................          -       215,800                -          215,800
  Repayments of borrowings under revolving
    credit facilities.....................................          -      (177,800)               -         (177,800)
  Repayments of long-term debt............................          -        (1,607)            (135)          (1,742)
  Change in net intercompany loans........................       (723)        1,637             (914)               -
  Intercompany dividends..................................          -         5,368           (5,368)               -
  Dividends to parent company.............................   (107,000)            -                -         (107,000)
  Capital contribution from parent company................    140,000             -                -          140,000
                                                            ---------    ----------      -----------        ---------
Net cash provided by (used in) financing activities.......     32,277        43,398           (6,417)          69,258
                                                            ---------    ----------      -----------        ---------
Effect of exchange rate fluctuations on cash and cash
  equivalents.............................................          -             -           (1,341)          (1,341)
                                                            ---------    ----------      -----------        ---------
Net change in cash and cash equivalents...................          3       (10,947)          (2,439)         (13,383)
Cash and cash equivalents, beginning of period............          1        14,659           18,279           32,939
                                                            ---------    ----------      -----------        ---------
Cash and cash equivalents, end of period..................  $      4     $    3,712      $    15,840        $  19,556
                                                            ========     ==========      ===========        =========


                                ISP CHEMCO INC.

NOTE 11. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                       NINE MONTHS ENDED OCTOBER 3, 2004
                                  (THOUSANDS)


                                                                                             Non-
                                                            Parent        Guarantor       Guarantor
                                                            Company      Subsidiaries    Subsidiaries      Consolidated
                                                            ---------    ------------    ------------      ------------
Cash provided by (used in) operating activities:
  Net income..............................................  $  (3,278)   $   22,597      $    37,300        $  56,619
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation.........................................          -        37,533           10,411           47,944
     Amortization of intangible assets....................          -           775                -              775
     Noncash interest charges.............................          -         1,604                -            1,604
     Deferred income taxes................................          -        19,069            1,402           20,471
  Increase in working capital items.......................     (5,096)      (22,457)         (12,919)         (40,472)
  Proceeds from sale of accounts receivable...............          -             -            3,930            3,930
  Increase in receivables from related parties............          1        (3,287)          (1,915)          (5,201)
  Change in amounts due to (from) subsidiaries............          -        25,736          (25,736)               -
  Change in investment in and advances to affiliates......      9,246        (2,776)          (6,470)               -
  Other, net..............................................       (875)        2,032             (212)             945
                                                            ---------    ----------      -----------        ---------
Net cash provided by (used in) operating activities.......         (2)       80,826            5,791           86,615
                                                            ---------    ----------      -----------        ---------
Cash used in investing activities:
  Capital expenditures and acquisitions...................          -       (54,920)         (20,020)         (74,940)
                                                            ---------    ----------      -----------        ---------
Net cash used in investing activities.....................          -       (54,920)         (20,020)         (74,940)
                                                            ---------    ----------      -----------        ---------
Cash provided by (used in) financing activities:
  Decrease in short-term debt.............................          -             -               (1)              (1)
  Proceeds from issuance of debt..........................          -        31,188                -           31,188
  Proceeds from borrowings under revolving
    credit facilities.....................................          -       126,150                -          126,150
  Repayments of borrowings under revolving
    credit facilities.....................................          -      (126,150)               -         (126,150)
  Repayments of long-term debt............................          -        (2,160)             (69)          (2,229)
  Loan from related party.................................          -             -           15,000           15,000
  Increase in loan to related party.......................          -        (7,760)               -           (7,760)
  (Increase) decrease in intercompany loans...............          -          (506)             506                -
  Debt issuance costs.....................................          -        (1,725)               -           (1,725)
  Intercompany dividends..................................     67,163       (62,552)          (4,611)               -
  Dividend to parent company..............................    (67,163)            -                -          (67,163)
                                                            ---------    ----------      -----------        ---------
Net cash provided by (used in) financing activities.......          -       (43,515)          10,825          (32,690)
                                                            ---------    ----------      -----------        ---------
Effect of exchange rate fluctuations on cash and cash
  equivalents.............................................          -             -             (165)            (165)
                                                            ---------    ----------      -----------        ---------
Net change in cash and cash equivalents...................         (2)      (17,609)          (3,569)         (21,180)
Cash and cash equivalents, beginning of period............          5        29,009           27,412           56,426
                                                            ---------    ----------      -----------        ---------
Cash and cash equivalents, end of period..................  $       3    $   11,400      $    23,843        $  35,246
                                                            =========    ==========      ===========        =========


                                ISP CHEMCO INC.

NOTE 12.  CONTINGENCIES

     For information regarding contingencies, reference is made to Note 21 to consolidated financial statements contained in the 2004 Form 10-K.

Environmental Litigation

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims") under the Comprehensive Environmental Response Compensation and Liability Act, Resource Conservation and Recovery Act and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or in which remedial obligations are imposed. A number of these Environmental Claims are in the early stages or have been dormant for protracted periods.

     While the Company cannot predict whether adverse decisions or events can occur in the future, in the opinion of the Company's management, the resolution of the Environmental Claims should not be material to the business, liquidity, results of operations, cash flows or financial position of the Company. The Company accrues environmental costs when it is probable that it has incurred a liability and the expected amount can be reasonably estimated. The amount accrued reflects the Company's assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potential responsible parties at multiple-party sites, and the number and financial viability of other potentially responsible parties. Adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, plans for development of the Company's Linden, New Jersey property, and the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of liability or decrease its estimate of insurance recoveries in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

     The Company recognizes receivables for estimated environmental insurance recoveries that relate to both past expenses and estimated future liabilities when the claim for recovery is deemed probable. After considering the relevant legal issues and other pertinent factors, the Company believes that it will receive the estimated insurance recoveries and that the insurance recoveries could be in excess of the current estimated liability for all environmental claims, although there can be no assurance in this regard. Significant judgment is involved in estimating environmental liabilities and related insurance recoveries.

     The estimated liability for certain contaminated sites represents the present value of long-term future post-closure costs. Estimated future payments are discounted where ongoing operating and maintenance expenses are predicted to run over a multi-year period and the amount and timing can be reliably determined. These estimated costs are discounted at a rate of 5%, which represents a risk-free interest rate on monetary assets with maturities comparable to the environmental liability.

                                ISP CHEMCO INC.

NOTE 12.  CONTINGENCIES - (CONTINUED)

Tax Claim Against G-I Holdings Inc.

     The predecessor of ISP and certain of its domestic subsidiaries were parties to tax sharing agreements with members of a consolidated group for federal income tax purposes that included G-I Holdings Inc. (the "G-I Holdings Group") in certain prior years. Until January 1, 1997, ISP and its domestic subsidiaries were included in the consolidated federal income tax returns of the G-I Holdings Group and, accordingly, would be severally liable for any tax liability of the G-I Holdings Group in respect of those prior years. Those tax sharing agreements are no longer applicable with respect to the tax liabilities of ISP for periods subsequent to January 1, 1997, because neither the Company nor any of its domestic subsidiaries have been members of the G-I Holdings Group for periods after January 1, 1997. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related bodily injury claims relating to the inhalation of asbestos fiber.

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service ("IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "Surfactants Partnership"), a partnership in which G-I Holdings held an interest. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency in the G-I Holdings bankruptcy against G-I Holdings and ACI Inc., a subsidiary of G-I Holdings which also held an interest in the Surfactants Partnership and also has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The basis for the proof of claim is whether the formation of the Surfactants Partnership qualified as a tax-free contribution pursuant to Section 721 of the Internal Revenue Code. If the proof of claim is sustained, ISP and/or certain of its subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for taxes and interest in the amount of approximately $305 million, computed as of October 2, 2005. On May 7, 2002, G-I Holdings, together with ACI Inc., filed an objection to the proof of claim, which objection will be heard by the United States District Court for the District of New Jersey overseeing the G-I Holdings bankruptcy. G-I Holdings has advised the Company that it believes that it will prevail in this tax matter involving the Surfactants Partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. For additional information relating to G-I Holdings, reference is made to Notes 7 and 21 to consolidated financial statements contained in the 2004 Form 10-K.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Unless otherwise indicated by the context, "we," "us" and "our" refer to ISP Chemco Inc. and its consolidated subsidiaries.


CRITICAL ACCOUNTING POLICIES

     There have been no significant changes in our critical accounting policies during the first nine months of 2005. In order to supplement and enhance the disclosures on critical accounting policies contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005, our critical accounting policies, with appropriate modifications, are set forth in full below.

   Revenue Recognition

     Our revenue recognition policy is in accordance with U.S. generally accepted accounting principles, which require the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured. Normal terms for sales of specialty and industrial chemicals are 30 days net. Normal terms for sales of mineral products include a 1% discount if payment is made not later than the 15th of the month following date of sale. There are no special conditions for sales to third party distributors. For revenues associated with technology licensing activities, revenue is recognized using the proportional performance method based on the amount of labor effort completed relative to the total estimated labor effort required, which we believe is most representative of the earnings process.

  Allowance for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management continuously assesses the financial condition of our customers and the markets in which these customers participate and adjusts credit limits or the allowance for doubtful accounts based on this periodic review. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, our ability to collect on accounts could be negatively impacted, in which case additional allowances may be required.

  Inventories

    Inventories are valued at the lower of cost or market. The LIFO
(last-in, first-out) method is utilized to determine cost for substantially all domestic acetylene-based finished goods and work-in-process and the raw materials to produce these products. All other inventories are valued on the FIFO (first-in, first out) method. We write down our inventories for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

  Goodwill and Other Intangible Assets

     Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable assets acquired and liabilities assumed. Through December 31, 2001, we amortized goodwill and certain other intangible assets on a straight-line basis over the expected useful lives of the underlying assets. In accordance with the provisions of Statement of Financial Accounting Standards, which we refer to as "SFAS," No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, goodwill is no longer being amortized over its estimated useful life. However, as required by SFAS No. 142, tests for impairment of goodwill are performed on at least an annual basis, or at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. The impairment testing is performed in two steps: (i) we determine impairment by comparing the fair value of a reporting unit with its carrying value; and (ii) if there is an impairment, we measure the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.

    To determine the fair value of each reporting unit, we utilize a combination of an "income" approach and a "market value" approach. With the "income" approach, we develop a discounted cash flow analysis based upon budgets and projections reviewed and utilized by our management. In addition to the projected cash flow, we develop an appropriate terminal value based on the operating results for the last year in the projection. Second, we develop a "market value" approach to value each reporting unit, utilizing profitability data of comparable publicly traded firms in each industry and compare the reporting unit with those independent firms. The two methods are then correlated based on the relevance and reliability of the two approaches.

     Other intangible assets are being amortized over their useful lives. The useful life of an intangible asset is based on management's assumptions regarding the expected use of the asset and other assumptions. If events or circumstances indicate that the life of an intangible asset has changed, it could result in higher future amortization charges or recognition of an impairment loss.

   Valuation of Long-Lived Assets

     Effective January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." At least annually, and more often if events or circumstances warrant such a review, the Company reviews the recoverability of long-lived assets to be held and used, including amortizable intangible assets, and identifies and measures any potential impairments. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated undiscounted cash flows from such an asset are less than the carrying value of the asset. If that occurs, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.

  Income Taxes

     The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We account for our income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     In the determination of our current year tax provision, we assume that all foreign earnings are remitted to the United States, net of applicable foreign tax credits, and since upon remittance such earnings are taxable, we provide federal income taxes on income from our foreign subsidiaries. Since significant judgment is required to assess the future tax consequences of events that have been recognized in our financial statements or tax returns, we consider such estimates to be critical to the preparation of our financial statements.

     We believe that our current assumptions and other considerations used to estimate the current year effective rate and deferred tax positions are appropriate. However, if the actual outcome of future tax consequences differs from our estimates and assumptions, the resulting change to the provision for income taxes could have a material adverse impact on our consolidated financial statements.

  Environmental Liability

     We accrue environmental costs when it is probable that we have incurred a liability and the expected amount can be reasonably estimated. The amount accrued reflects our assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potential responsible parties at multiple-party sites, and the number and financial viability of other potentially responsible parties. Adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, plans for development of our Linden, New Jersey property, and the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of liability or decrease our estimate of insurance recoveries in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

     We recognize receivables for estimated environmental insurance recoveries that relate to both past expenses and estimated future liabilities when the claim for recovery is deemed probable. After considering the relevant legal issues and other pertinent factors, we believe that we will receive the estimated insurance recoveries and that the insurance recoveries could be in excess of the current estimated liability for all environmental claims, although there can be no assurance in this regard. Significant judgment is involved in estimating environmental liabilities and related insurance recoveries.

     The estimated liability for certain contaminated sites represents the present value of long-term future post-closure costs. Estimated future payments are discounted where ongoing operating and maintenance expenses are predicted to run over a multi-year period and the amount and timing can be reliably determined. These estimated costs are discounted at a rate of 5%, which represents a risk-free interest rate on monetary assets with maturities comparable to the environmental liability.

  Pension and Other Postemployment Benefits

     We maintain defined benefit plans that provide eligible employees with retirement benefits. In addition, while we generally do not provide postretirement medical and life insurance benefits, we subsidize such benefits for certain employees and certain retirees. The costs and obligations related to these benefits reflect our assumptions related to general economic conditions (particularly interest rates), expected return on plan assets, and rate of compensation increases for employees. We set the discount rate assumption annually for our retirement-related benefit plans at the measurement dates to reflect the yield of high-quality fixed-income debt instruments. The expected long-term rate of return on assets is derived from a detailed periodic study conducted by our actuaries and our financial management. The study includes a review of anticipated future long-term performance of individual asset categories. While the study gives appropriate consideration to recent plan performance and historical returns, the assumption is primarily a long-term prospective rate. The expected long-term rate of return assumption for our domestic hourly retirement plan is 9.5%. A 25 basis points increase or decrease in the discount rate would result in a plus or minus $0.1 million annual impact on pension expense and a plus or minus $0.9 million impact on the projected benefit obligation. A 25 basis points increase or decrease in the expected long-term rate of return on assets would result in a plus or minus $0.1 million annual impact on pension expense.

     Projected health care benefits additionally reflect our assumptions about health care cost trends. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation. If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease.


RESULTS OF OPERATIONS - THIRD QUARTER 2005 COMPARED WITH
                        THIRD QUARTER 2004

     Overview

        We recorded net income of $13.0 million for the third quarter of 2005, which included pre-tax other operating charges totaling $3.9 million, compared with net income of $15.4 million in the third quarter of 2004. The lower results for the third quarter of 2005 were mainly attributable to higher interest expense and higher other expense, net, due to unfavorable foreign exchange, and lower operating income, which included the $3.9 million of other operating charges.

     Net Sales. Net sales by business segment for the third quarter of 2005 and 2004 were:

                                                      Third Quarter Ended
                                                   ---------------------------
                                                   October 2,       October 3,
                                                      2005             2004
                                                   ----------       ----------
                                                           (Millions)
          Specialty chemicals....................  $   179.1        $   168.7
          Industrial chemicals...................       75.2             50.5
          Mineral products.......................       40.1             33.6
                                                   ---------        ---------
            Net sales............................  $   294.4        $   252.8
                                                   =========        =========

     Net sales for the third quarter of 2005 were $294.4 million compared with $252.8 million in the third quarter of 2004. The $41.6 million (16%) increase in sales resulted primarily from higher unit volumes in all business segments and, to a lesser extent, higher pricing in all business segments, and included revenues associated with technology licensing activities.

     Gross Margin. Our gross margin in the third quarter of 2005 was 30.6% compared with 34.1% in the third quarter of 2004. The lower margin was attributable to higher raw material and energy costs in all business segments, partially offset by favorable pricing.

     Selling, General and Administrative. Selling, general and administrative expenses increased 2% in the third quarter of 2005 to $49.0 million from $48.0 million in the third quarter of 2004; however, as a percent of sales, these expenses decreased to 16.6% in the third quarter of 2005 from 19.0% in the third quarter of 2004. The increase in selling, general and administrative expenses in the third quarter of 2005 related primarily to higher freight and distribution costs and increased selling expenses as a result of the higher sales levels.

     Other Operating Charges. Other operating charges of $3.9 million in the third quarter of 2005 represent charges related to our program for the restructuring and consolidation of production capacity in the food ingredients product line within the specialty chemicals business segment. In the fourth quarter of 2004, we decided to transfer certain production assets in the food ingredients product line from a leased facility in England to our plant in Girvan, Scotland and accrued $0.5 million for related severance costs. We announced in June 2005 that we would be closing our San Diego, California alginates plant in 2006 and transferring the manufacturing of many of the San Diego-produced alginates products to the Girvan plant. In the third quarter of 2005, we recognized charges of $3.9 million related to the closings for the San Diego plant and the leased facility in England. These charges included $1.8 million related to lease terminations, $1.2 million for severance costs and $0.9 million for other site exit costs. Additional expenses expected to be recognized related to these costs is in a range of $2.0 million to $4.0 million.

     Operating Income. Operating income (loss) by business segment for the third quarter of 2005 and 2004 was:

                                                      Third Quarter Ended
                                                   ---------------------------
                                                   October 2,       October 3,
                                                      2005             2004
                                                   ----------       ----------
                                                           (Millions)
          Specialty chemicals....................  $    24.0        $    33.8
          Industrial chemicals...................        8.4             (0.7)
          Mineral products.......................        4.7              5.5
                                                   ---------        ---------
            Total segment operating income.......       37.1             38.6
          Unallocated corporate office...........       (0.2)            (0.8)
                                                   ---------        ---------
            Operating income.....................  $    36.9        $    37.8
                                                   =========        =========

     Operating income for the third quarter of 2005 was $36.9 million, which included the $3.9 million of other operating charges discussed above. Excluding such charges, operating income increased by 8% to $40.8 million compared with $37.8 million in the third quarter of 2004 (see "Non-GAAP Financial Measures" below). Operating income for the 2005 third quarter was favorably impacted by higher unit volumes and pricing, offset by increased raw material and energy costs, and higher manufacturing costs including depreciation expense associated with capacity expansion programs.

     The specialty chemicals segment recorded operating income of $24.0 million for the third quarter of 2005. On a comparable basis, excluding the aforementioned other operating charges of $3.9 million, operating income for the segment was $27.9 million compared with $33.8 million in the third quarter of 2004. The lower operating income was primarily due to higher raw material, energy and manufacturing costs.

     The industrial chemicals segment recorded operating income of $8.4 million in the third quarter of 2005 compared with an operating loss of $0.7 million in the third quarter of 2004. The segment's improved performance was achieved primarily as a result of higher unit volumes (including the acquisition of the Lima, Ohio production facility in the first quarter of 2005) and favorable pricing, partially offset by increased raw material and energy costs.

     Operating income for the mineral products segment was $4.7 million in the third quarter of 2005 compared with $5.5 million in the third quarter of 2004, as the favorable impact of higher unit volumes and pricing was more than offset by increased raw material and energy costs and higher freight and distribution expenses.

     Interest Expense. Interest expense for the third quarter of 2005 was $14.9 million compared with $13.3 million in the same period in 2004. The $1.6 million (12%) higher interest expense was attributable to higher average interest rates ($1.5 million impact) and higher average borrowings ($0.1 million impact).

     Other Expense, Net. Other expense, net, comprises foreign exchange gains and losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating items of expense. Other expense, net, was $2.8 million in the third quarter of 2005 compared with $1.2 million in the third quarter of 2004. The higher expense in the third quarter of 2005 was due to unfavorable foreign exchange.

     Income Taxes. In the third quarter of 2005, we recorded a provision for income taxes of $6.8 million. Our effective tax rate was 34.4% for the third quarter of 2005 and 35.0% for the third quarter of 2004.

Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our business through three reportable business segments: specialty chemicals, industrial chemicals and mineral products. The operating income for the third quarter of 2005 for the specialty chemicals business segment discussed below is adjusted for the non-GAAP financial measures in the table below.

   Non-GAAP Financial Measures

     The business segment review below and the discussion of operating income above contain information regarding non-GAAP financial measures contained within the meaning of Item 10 of Regulation S-K promulgated by the Securities and Exchange Commission. As used herein, "GAAP" refers to U.S. generally accepted accounting principles. We use non-GAAP financial measures to eliminate the effect of certain other operating gains and charges on reported operating income. Management believes that these financial measures are useful to bondholders and financial institutions because such measures exclude transactions that are unusual due to their nature or infrequency and therefore allow bondholders and financial institutions to more readily compare our company's performance from period to period. Management uses this information in monitoring and evaluating our company's performance and the performance of individual business segments. The non-GAAP financial measures included herein have been reconciled to the most directly comparable GAAP financial measure as is required under Item 10 of Regulation S-K regarding the use of such financial measures. These non-GAAP financial measures should be considered in addition to, and not as a substitute, or superior to, operating income or other measures of financial performance determined in accordance with GAAP.

                                                           Third Quarter Ended
                                                          ---------------------
                                                          October 2,  October 3,
                                                             2005        2004
                                                          ---------   ---------
                                                                (Millions)
Reconciliation of non-GAAP financial measures:

Operating income per GAAP...............................  $    36.9   $    37.8
Non-GAAP adjustments:
     Add: Other operating charges(1)....................        3.9           -
                                                          ---------   ---------
Operating income as adjusted............................  $    40.8   $    37.8
                                                          =========   =========
Supplemental Business Segment Information:

Operating income (loss):
     Operating Income per GAAP - Specialty Chemicals....  $    24.0   $    33.8
     Non-GAAP adjustments (1)...........................        3.9           -
                                                          ---------   ---------
     Operating Income - Specialty Chemicals as adjusted.  $    27.9   $    33.8
                                                          =========   =========

     Operating Income (Loss) per GAAP - Industrial
       Chemicals........................................  $     8.4   $    (0.7)
     Non-GAAP adjustments...............................          -           -
                                                          ---------   ---------
     Operating Income (Loss) - Industrial Chemicals as
       adjusted.........................................  $     8.4   $    (0.7)
                                                          =========   =========

     Operating Income per GAAP - Mineral Products.......  $     4.7   $     5.5
     Non-GAAP adjustments...............................          -           -
                                                          ---------   ---------
     Operating Income - Mineral Products as adjusted....  $     4.7   $     5.5
                                                          =========   =========

     Total segment operating income as adjusted.........  $    41.0   $    38.6
     Unallocated corporate office items per GAAP........       (0.2)       (0.8)
                                                          ---------   ---------
     Operating income as adjusted.......................  $    40.8   $    37.8
                                                          =========   =========

  (1) Non-GAAP adjustments in the third quarter of 2005 of $3.9 million represent severance and other costs related to a program for the restructuring and consolidation of production capacity in the food ingredients product line within the specialty chemicals segment. See "Other Operating Charges" above.

Specialty Chemicals

     Sales in the third quarter of 2005 were $179.1 million compared with $168.7 million in the same period in 2004. The 6% increase in sales was principally due to higher unit volumes of pharmaceutical and beverage products.

     Operating income for the specialty chemicals segment was $24.0 million for the third quarter of 2005. On a comparable basis, excluding the aforementioned other operating charges, operating income for the segment was $27.9 million compared with $33.8 million in the third quarter of 2004. The lower operating income was primarily attributable to higher raw material and energy costs (totaling $9.4 million).

Industrial Chemicals

     Sales in the third quarter of 2005 were $75.2 million compared with $50.5 million in the third quarter of 2004. The 49% increase in sales resulted primarily from higher unit volumes ($17.4 million), including the impact of the first quarter 2005 acquisition of the Lima, Ohio production facility and, to a lesser extent, favorable pricing ($7.3 million).

     The industrial chemicals segment recorded operating income of $8.4 million in the third quarter of 2005 compared with an operating loss of $0.7 million in the third quarter of 2004. The segment's improved performance was achieved mainly as a result of the higher unit volumes (including the acquisition of the Lima, Ohio production facility). The improvement in pricing for the industrial chemicals segment more than offset raw material and energy cost increases (totaling $3.0 million).

Mineral Products

     Sales for the mineral products segment for the third quarter of 2005 were $40.1 million compared with $33.6 million for the third quarter of 2004. The 19% increase in sales was due to higher unit volumes ($4.2 million), as a result of industry-wide growth, and favorable pricing. The increase in sales included 12% higher sales to Building Materials Corporation of America, an affiliate that we refer to as "BMCA."

     Operating income for the mineral products segment was $4.7 million in the third quarter of 2005 compared with $5.5 million for the third quarter of 2004. The lower operating income resulted from increased raw material and energy costs (totaling $3.9 million) and higher freight and distribution expenses, partially offset by favorable pricing ($2.3 million) and the favorable impact of higher unit volumes.


RESULTS OF OPERATIONS - FIRST NINE MONTHS 2005 COMPARED WITH
                        FIRST NINE MONTHS 2004

     Overview

     We recorded net income of $49.2 million for the first nine months of 2005, which included pre-tax other operating charges totaling $14.4 million, including a non-cash, pre-tax asset impairment charge of $10.5 million (see "Other Operating Charges" below), compared with net income of $56.6 million in the first nine months of 2004. The decline in net income for the first nine months of 2005 was primarily attributable to lower operating income, which included the $14.4 million of other operating charges, higher other expense, net, and higher interest expense.

     Net Sales. Net sales by business segment for the first nine months of 2005 and 2004 were:

                                                        Nine Months Ended
                                                   ---------------------------
                                                   October 2,       October 3,
                                                      2005             2004
                                                   ----------       ----------
                                                           (Millions)
          Specialty chemicals....................  $   548.6        $   533.0
          Industrial chemicals...................      197.7            148.3
          Mineral products.......................      119.9            100.0
                                                   ---------        ---------
            Net sales............................  $   866.2        $   781.3
                                                   =========        =========

     Net sales for the first nine months of 2005 were $866.2 million compared with $781.3 million in the first nine months of 2004. The $84.9 million (11%) increase in sales resulted primarily from higher pricing and higher unit volumes and, to a lesser extent, the favorable impact of the weaker U.S. dollar, and included revenues associated with technology licensing activities.

     Gross Margin. Our gross margin in the first nine months of 2005 was 33.8% compared with 35.7% in the first nine months of 2004. The lower margin was attributable to higher raw material, energy and manufacturing costs in all business segments, partially offset by favorable pricing and the favorable impact of the weaker U.S. dollar. Manufacturing costs in the first nine months of 2005 were adversely impacted by plant integration costs for the Lima, Ohio production facility acquired in the first quarter of 2005 (see further discussion below).

     Selling, General and Administrative. Selling, general and administrative expenses increased 2% in the first nine months of 2005 to $149.4 million from $146.7 million in the first nine months of 2004; however, as a percent of sales, these expenses decreased to 17.3% in the first nine months of 2005 from 18.8% in the first nine months of 2004. The increase in selling, general and administrative expenses in the first nine months of 2005 related primarily to higher freight and distribution costs and increased selling expenses as a result of the higher sales levels.

     Other Operating Charges. Other operating charges of $14.4 million in the first nine months of 2005 related to our program for the restructuring and consolidation of production capacity in the food ingredients product line within the specialty chemicals business segment and included a $10.5 million non-cash fixed asset impairment charge. In March 2005, we entered into a long-term supply contract with an international company for the purchase of a product in the specialty chemicals business that we currently manufacture at our San Diego, California alginates plant. Accordingly, we performed an impairment review in the first quarter of 2005 and recorded a $10.5 million non-cash fixed asset impairment charge related to the San Diego facility. The impairment charge was determined based on a review of anticipated future cash flows related to this facility compared with the carrying value of the facility's fixed assets.

     Other operating charges also include $3.9 million for severance costs and closure costs related to the above restructuring and consolidation program. In the fourth quarter of 2004, we decided to transfer certain production assets in the food ingredients product line from a leased facility in England to our plant in Girvan, Scotland and accrued $0.5 million for related severance costs. We announced in June 2005 that we would be closing our San Diego, California alginates plant in 2006 and transferring the manufacturing of many of the San Diego-produced alginates products to the Girvan plant. In the third quarter of 2005, we recognized charges of $3.9 million related to the closings for the San Diego plant and the leased facility in England. These charges included $1.8 million related to lease terminations, $1.2 million for severance costs and $0.9 million for other site exit costs. Additional expenses expected to be recognized related to these costs is in a range of $2.0 million to $4.0 million.

    Operating Income. Operating income (loss) by business segment for the first nine months of 2005 and 2004 was:


                                                        Nine Months Ended
                                                   ---------------------------
                                                   October 2,       October 3,
                                                      2005             2004
                                                   ----------       ----------
                                                           (Millions)
          Specialty chemicals....................  $    96.8        $   121.6
          Industrial chemicals...................       16.3             (2.3)
          Mineral products.......................       15.7             13.6
                                                   ---------        ---------
            Total segment operating income.......      128.8            132.9
          Unallocated corporate office items.....       (0.6)            (1.3)
                                                   ---------        ---------
            Operating income.....................  $   128.2        $   131.6
                                                   =========        =========

     Operating income for the first nine months of 2005 was $128.2 million, which included the $14.4 million of other operating charges discussed above. Excluding such charges, operating income increased by 8% to $142.6 million from $131.6 million in the first nine months of 2004 (see "Non-GAAP Financial Measures" below) primarily due to favorable pricing and, to a lesser extent, higher unit volumes, in all business segments. Increased operating income as a result of the 11% increase in sales for the first nine months of 2005 was partially offset by higher raw material and energy costs in all business segments, higher manufacturing costs including depreciation expense associated with capacity expansion programs, and $2.4 million of integration costs in connection with the acquisition of the Lima, Ohio production facility in the first quarter of 2005.

     The specialty chemicals segment recorded operating income of $96.8 million in the first nine months of 2005. On a comparable basis, excluding the aforementioned impairment and other operating charges of $14.4 million, operating income was $111.2 million compared with $121.6 million in the first nine months of 2004. The lower operating income was primarily due to higher raw material and energy costs.

     The industrial chemicals segment recorded operating income of $16.3 million in the first nine months of 2005 compared with an operating loss of $2.3 million in the first nine months of 2004. The segment's improved performance was achieved mainly as a result of higher pricing which more than offset increased raw material and energy costs. The higher operating income was also favorably impacted by higher unit volumes (including the acquisition of the Lima, Ohio production facility in the first quarter of 2005), partially offset by $2.4 million of one-time integration costs in connection with that acquisition.

     Operating income for the mineral products segment was $15.7 million in the first nine months of 2005 compared with $13.6 million in the first nine months of 2004. The 15% improvement in operating income was attributable to favorable pricing and the positive impact of higher unit volumes, partially offset by increased raw material and energy costs and higher freight and distribution expenses.

     Interest Expense. Interest expense for the first nine months of 2005 was $42.9 million compared with $40.9 million in the same period in 2004. The $2.0 million (5%) higher interest expense was attributable to higher average interest rates ($2.7 million impact), partially offset by lower average borrowings ($0.7 million impact).

     Other Expense, Net. Other expense, net, comprises foreign exchange gains and losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating items of expense. Other expense, net, was $13.1 million in the first nine months of 2005 compared with $6.2 million in the first nine months of 2004. The higher expense in the first nine months of 2005 was due to unfavorable foreign exchange.

     Income Taxes. In the first nine months of 2005, we recorded a provision for income taxes of $25.4 million. Our effective tax rate was 34.0% for the first nine months of 2005 and 34.8% for the first nine months of 2004.

Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our business through three reportable business segments: specialty chemicals, industrial chemicals and mineral products. The operating income for the first nine months of 2005 for the specialty chemicals business segment discussed below is adjusted for the non-GAAP financial measures in the table below.

   Non-GAAP Financial Measures

     The business segment review below and the discussion of operating income above contain information regarding non-GAAP financial measures contained within the meaning of Item 10 of Regulation S-K promulgated by the Securities and Exchange Commission. As used herein, "GAAP" refers to U.S. generally accepted accounting principles. We use non-GAAP financial measures to eliminate the effect of certain other operating gains and charges on reported operating income. Management believes that these financial measures are useful to bondholders and financial institutions because such measures exclude transactions that are unusual due to their nature or infrequency and therefore allow bondholders and financial institutions to more readily compare our company's performance from period to period. Management uses this information in monitoring and evaluating our company's performance and the performance of individual business segments. The non-GAAP financial measures included herein have been reconciled to the most directly comparable GAAP financial measure as is required under Item 10 of Regulation S-K regarding the use of such financial measures. These non-GAAP financial measures should be considered in addition to, and not as a substitute, or superior to, operating income or other measures of financial performance determined in accordance with GAAP.

                                                            Nine Months Ended
                                                          ----------------------
                                                          October 2,  October 3,
                                                             2005        2004
                                                          ----------  ----------
                                                                (Millions)
Reconciliation of non-GAAP financial measures:

Operating income per GAAP...............................  $   128.2   $   131.6
Non-GAAP adjustments:
     Add: Other operating charges(1)....................       14.4           -
                                                          ---------   ---------
Operating income as adjusted............................  $   142.6   $   131.6
                                                          =========   =========

Supplemental Business Segment Information:

Operating income (loss):
     Operating Income per GAAP - Specialty Chemicals....  $    96.8   $   121.6
     Non-GAAP adjustments (1)...........................       14.4           -
                                                          ---------   ---------
     Operating Income - Specialty Chemicals as adjusted.  $   111.2   $   121.6
                                                          =========   =========

     Operating Income (Loss) per GAAP - Industrial
       Chemicals........................................  $    16.3   $    (2.3)
     Non-GAAP adjustments...............................          -           -
                                                          ---------   ---------
     Operating Income (Loss) - Industrial Chemicals as
       adjusted.........................................  $    16.3   $    (2.3)
                                                          =========   =========

     Operating Income per GAAP - Mineral Products.......  $    15.7   $    13.6
     Non-GAAP adjustments...............................          -           -
                                                          ---------   ---------
     Operating Income - Mineral Products as adjusted....  $    15.7   $    13.6
                                                          =========   =========

     Total segment operating income as adjusted.........  $   143.2   $   132.9
     Unallocated corporate office items per GAAP........       (0.6)       (1.3)
                                                          ---------   ---------
     Operating income as adjusted.......................  $   142.6   $   131.6
                                                          =========   =========

   (1) Non-GAAP adjustments in the first nine months of 2005 represent $14.4 million of other operating charges related to a program for the restructuring and consolidation of production capacity in the food ingredients product line within the specialty chemicals segment, including a $10.5 million non-cash charge for the impairment of fixed assets at one of our domestic manufacturing facilities. See "Other Operating Charges" above.


Specialty Chemicals

     Sales in the first nine months of 2005 were $548.6 million compared with $533.0 million for the first nine months of 2004. The 3% increase in sales was primarily due to the favorable impact of the weaker U.S. dollar ($7.0 million), primarily in Europe, and, to a lesser extent, higher unit volumes and pricing.

     The specialty chemicals segment recorded operating income of $96.8 million in the first nine months of 2005. On a comparable basis, excluding the aforementioned impairment and other operating charges of $14.4 million in this year's first nine months, operating income was $111.2 million compared with $121.6 million in the first nine months of 2004. The lower operating income was primarily attributable to higher raw material and energy costs ($19.1 million), partially offset by the favorable impact of the weaker U.S. dollar ($2.8 million).

Industrial Chemicals

     Sales in the first nine months of 2005 were $197.7 million compared with $148.3 million in the same period in 2004. The 33% increase in sales resulted from favorable pricing ($30.9 million), higher unit volumes ($15.1 million), including the impact of the first quarter 2005 acquisition of the Lima, Ohio production facility and, to a lesser extent, the favorable effect of the weaker U.S. dollar ($3.4 million).

     The industrial chemicals segment recorded operating income of $16.3 million in the first nine months of 2005 compared with an operating loss of $2.3 million in the first nine months of 2004. The industrial chemicals segment's improved pricing more than offset higher raw material and energy costs (totaling $15.2 million). The segment's improved performance was also favorably impacted by higher unit volumes and an improved product mix (totaling $8.8 million), partially offset by $2.4 million of one-time integration costs in connection with the Lima acquisition.

Mineral Products

     Sales for the mineral products segment for the first nine months of 2005 were $119.9 million compared with $100.0 million for the first nine months of 2004. The 20% increase in sales was due to higher unit volumes ($12.6 million), as a result of industry-wide growth, and favorable pricing and included 12% higher sales to BMCA, an affiliate.

     Operating income for the mineral products segment was $15.7 million in the first nine months of 2005 compared with $13.6 million for the first nine months of 2004. The 15% improvement in operating income resulted from favorable pricing ($7.3 million) and the favorable impact of higher unit volumes, partially offset by increased raw material and energy costs (totaling $7.6 million) and higher freight and distribution expenses.

LIQUIDITY AND FINANCIAL CONDITION

   Cash Flows and Cash Position

     During the first nine months of 2005, our net cash outflow before financing activities was $81.3 million, including the reinvestment of $125.1 million for capital programs and acquisitions, offset by $43.8 million of cash generated from operations.

     Operating Activities. Net cash generated from operating activities totaled $43.8 million for the first nine months of 2005, which included a cash outflow of $65.2 million for additional working capital. The additional working capital cash outlay included a $39.0 million increase in receivables as a result of higher sales and a $35.7 million increase in inventories to support our sales growth, partially offset by a $9.8 million net increase in payables and accrued liabilities.

     Investing Activities. Net cash used in investing activities in the first nine months of 2005 totaled $125.1 million for capital expenditures and acquisitions. Capital expenditures in the first nine months of 2005 included $33.6 million for the purchase of equipment at our Freetown, Massachusetts facility. We entered into an operating lease in 1998 for a sale-leaseback transaction related to this equipment. The lease had an initial term of four years and, at our option, up to three one-year renewal periods. The lease provided for a substantial guaranteed payment by us, adjusted at the end of each renewal period, and included purchase and return options at fair market values determined at the inception of the lease. We had the right to exercise a purchase option with respect to the leased equipment, or the equipment could be returned to the lessor and sold to a third party. We exercised the purchase option in the first quarter of 2005 for a purchase price of $33.6 million. Our total capital expenditures for the year 2005 are expected to be approximately $120 million.

     In March 2005, we acquired a 1,4-butanediol ("BDO") production facility in Lima, Ohio, and related working capital. BDO is a key building block for many of the core specialty chemicals that we market for pharmaceutical, personal care, food, beverage, coatings, oil field and other market applications. The preliminary purchase price of the acquisition has been allocated to the estimated fair value of the assets acquired pending the determination of any additional contingent consideration. This acquisition is not expected to be material to our results of operations in 2005.

     Financing Activities. Net cash provided by financing activities in the first nine months of 2005 totaled $69.3 million, principally attributable to $140.0 million of capital contributions from our parent company and $38.0 million of revolving credit borrowings, net of repayments, under our senior credit facilities, partially offset by $107.0 million of cash dividends paid to our parent company. Financing activities in the first nine months of 2005 also included $1.7 million of repayments of long-term debt.

     As a result of the foregoing factors, cash and cash equivalents decreased by $13.4 million during the first nine months of 2005 to $19.6 million.

   Current Maturities of Long-Term Debt

     As of October 2, 2005, our current maturities of long-term debt, scheduled to be repaid during the twelve-month period ended September 2006, totaled $2.8 million, including $2.5 million related to the term loan under our senior credit facilities.

   Contingencies

     See Note 12 to consolidated financial statements for information regarding contingencies.

   Contractual Obligations

     In our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we presented information summarizing certain of our long-term contractual obligations as of December 31, 2004. Set forth below is a table summarizing additional long-term contractual obligations as of October 2, 2005 relating to our senior credit facilities and benefit plans. We intend to include these additional line items and footnotes in our contractual obligations table in our future Annual Reports on Form 10-K.


                                                               Payments Due by Period
                                              --------------------------------------------------------
                                                          Less
                                                          than           1-3         4-5        After
                                              Total       1 Year        Years       Years      5 Years
                                              ------      -------       -------     ------     -------
                                                                      (Millions)
    Estimated interest payments on senior
      credit facilities (1).................  $ 84.7      $  14.3       $  34.0     $ 32.2     $  4.2
    Planned funding of pension and other
      postretirement benefit obligations (2)     9.1          0.7           1.3        1.1        6.0
    Estimated non-qualified defined benefit
      retirement plan payments (2)..........    12.7          0.9           1.9        1.9        8.0



     (1) Based on an assumed interest rate of LIBOR plus 2.0%, ranging from an average rate of 4.9% in 2005 to 8.1% in 2010 and 2011 on estimated average term loan balances outstanding each year on a total loan balance of $246.3 million at October 2, 2005 and scheduled payments of $2.5 million per year through 2009, $176.9 million in 2010 and $58.7 million in the first quarter of 2011.

     (2) We assume no planned funding of our hourly retirement plan. For other postretirement benefit obligations totaling $9.1 million at October 2, 2005, and for non-qualified defined benefit retirement plan obligations totaling $12.7 million at October 2, 2005, the payments each year are based on actuarially computed estimates.

     We have an acetylene supply contract for our requirements of acetylene delivery via pipeline to our Calvert City, Kentucky facility. The current term of this contract expires December 31, 2009 and allows us, at our sole option, to extend the agreement for two additional five-year terms. We are required by the contract to pay a monthly non-cancelable facility fee. Pricing under the contract is on a fixed basis with escalators related to changes in actual costs and changes in the Producer Price Index.

     In 2004, we entered into a long-term requirements contract for acetylene at our Texas City, Texas facility. Under this contract, we are obligated to purchase specified quantities of acetylene through the end of 2013. Pricing under this contract is on a fixed basis with escalators related to changes in actual costs and changes in the Producer Price Index.

     The annual unconditional purchase obligation related to the long-term acetylene supply contract at the Texas City plant, together with the non-cancelable facility fee associated with the acetylene contract for the Calvert City plant, is $5.1 million.

     In March 2005, we entered into a long-term contract with an international company for us to purchase 100% of our global requirements of a product in the specialty chemicals business that we currently manufacture. Subject to limited conditions and commencing no later than April 2006, for a period of five years our annual purchase obligation related to this long-term supply contract will be approximately $6.5 million. In the event that we do not meet the annual purchase obligation, we must pay a penalty equal to 30% of the price of the volume shortfall.

     As previously discussed, in March 2005, we acquired a BDO production facility in Lima, Ohio. As part of this acquisition, we assumed responsibility for a long-term supply agreement for the purchase of 100% of our hydrogen gas requirements for the Lima facility from a supplier located within the same complex as our BDO production facility. The supply agreement was originally entered into in 1999 and has a term of 15 years beginning in March 2000. We are required to pay a minimum monthly charge (currently $3.1 million on an annualized basis), which increases at the rate of 3.5% per year for the remainder of the term of the agreement.

   Recent Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board, which we refer to as "FASB," issued SFAS, No. 151, "Inventory Costs," an amendment of Accounting Research Bulletin, which we refer to as "ARB," No. 43, Chapter 4, which discussed the general principles applicable to the pricing of inventory. SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material effect on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment of Accounting Principles Board, which we refer to as "APB," Opinion No. 29. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the entity's future cash flows are expected to significantly change as a result of the exchange. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal reporting periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have an immediate effect on our consolidated financial statements.

     In December 2004, the FASB issued a revised SFAS No. 123, which we refer to as "SFAS No. 123R," "Share-Based Payment." SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. In February 2003, our indirect parent company, International Specialty Products Inc., which we refer to as "ISP," completed a going private transaction. As a result, stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. In addition, we currently account for incentive units granted to our eligible employees pursuant to ISP's 2000 Long-Term Incentive Plan and 2003 Executive Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No., which we refer to as "FIN" 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans." FIN 28 requires an entity to measure compensation as the amount by which the Book Value (as defined in the plans) of the incentive units covered by the grant exceeds the option price or value specified of such incentive units between the date of grant and the measurement date, resulting in a change in the measure of compensation for the right or award. Since compensation expense related to such incentive units is currently included in our actual Consolidated Statements of Operations, we do not expect SFAS No. 123R to have an impact on our consolidated financial statements.

     In December 2004, the FASB issued FASB Staff Position, which we refer to as "FSP," Nos. FAS 109-1 and FAS 109-2, each as a result of the passage in October 2004 of the American Jobs Creation Act of 2004, which we refer to as the "Jobs Act." FSP No. FAS 109-1 relates to a provision in the Jobs Act that provides a tax deduction of up to 9 percent (when fully phased-in) on qualified production activities. The FASB indicated in FSP No. FAS 109-1 that this deduction should be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes," rather than as a tax rate reduction. This FSP is effective upon issuance. We do not expect the adoption of this FSP to have a material effect on our 2005 consolidated financial statements.

     FSP No. FAS 109-2 relates to a provision in the Jobs Act that introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FSP No. FAS 109-2 was effective upon issuance. This FSP will not have an impact on our consolidated financial statements.

     In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 states that an entity shall recognize the fair value of a liability for an asset retirement obligation ("ARO") in the period in which it is incurred if a reasonable estimate of fair value can be made. The term "conditional asset retirement obligation" refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 states that if an entity has sufficient information to reasonably estimate the fair value of an ARO, it must recognize a liability at the time the liability is incurred. An entity would have sufficient information to apply an expected present value and therefore an ARO would be reasonably estimable if either of the following conditions exist:
(a) the settlement date and method of settlement for the ARO have been specified by others, such as by law, regulation or contract or (b) the information is available to reasonably estimate the settlement date or the range of potential settlement dates, the method of settlement, and the probabilities associated with the potential settlement dates and methods of settlements. FIN 47 will be effective for the Company as of

December 31, 2005. We are currently reviewing our AROs to determine the potential impact of FIN 47 on our consolidated financial statements, and, at this time, we do not believe that FIN 47 will have a material impact on our consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 eliminates the requirement in APB Opinion No. 20, "Accounting Changes," to include the cumulative effect of changes in accounting principles in the Consolidated Statement of Operations in the period of change. Instead, SFAS No. 154 requires that changes in accounting principles be retrospectively applied, whereby the new accounting principle is applied to prior accounting periods as if that principle had always been used. SFAS No. 154 also redefines "restatement" as the revision of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and correction of errors made after the date SFAS No. 154 was issued. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. We will adopt the provisions of SFAS No. 154 as of January 1, 2006.


                                     * * *

Forward-looking Statements

     This quarterly report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee" or other words or phrases of similar import. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. Our operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. The forward-looking statements included herein are made only as of the date of this quarterly report on Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.

               ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, for a discussion of "Market-Sensitive Instruments and Risk Management." At December 31, 2004 and October 2, 2005, there were no equity-related financial instruments employed by us to reduce market risk.


                        ITEM 4. CONTROLS AND PROCEDURES

      Disclosure Controls and Procedures: Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed, furnished or submitted under the Exchange Act. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

         Internal Control Over Financial Reporting: There were no significant changes in our internal control over financial reporting identified in management's evaluation during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II
                               OTHER INFORMATION


ITEM 6.  EXHIBITS

     Exhibits:

     Exhibit Number
     --------------

     31.1 Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Executive Officer.

     31.2 Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Financial Officer.

     32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ISP CHEMCO INC.
                               ISP CHEMICALS INC.
                               ISP MINERALS INC.
                               ISP TECHNOLOGIES INC.





DATE:  November 16, 2005           BY: /s/ Roger J. Cope
       -----------------               -----------------

                                       Roger J. Cope
                                       Senior Vice President and
                                         Interim Chief Financial Officer
                                       (Principal Financial Officer)


DATE:  November 16, 2005           BY: /s/Kenneth M. McHugh
       -----------------               --------------------

                                       Kenneth M. McHugh
                                       Vice President and Controller
                                       (Principal Accounting Officer)